Form 10-Q
period 2016-11-30
Messagebgone, Inc.
filed 2017-01-18
CIK 1655349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

Commission File Number 333-2080204

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

As of January 17, 2017 there were 75,440,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

MESSAGEBGONE, INC.

CONDENSED FINANCIAL STATEMENTS

November 30, 2016

(Unaudited)

MESSAGEBGONE, INC.

CONDENSED BALANCE SHEETS

	November 30, 2016	August 31, 2016
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$465	$1,308

TOTAL ASSETS	$465	$1,308

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,735	$3,017
Related parties	9,589	4,579

TOTAL CURRENT LIABILITIES	11,324	7,595

STOCKHOLDER’S DEFICIT
Common Stock
Authorized 200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding 75,440,000 shares of common stock as of November 30, 2016 and 1,600,000,000 at August 31, 2016	75,440	1,600,000
Additional Paid In Capital	(61,020)	(1,590,000)
Accumulated deficit	(25,279)	(16,287)

TOTAL STOCKHOLDER’S DEFICIT	(10,859)	(6,287)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$465	$1,308

The accompanying notes are an integral part of these unaudited condensed financial statements.

MESSAGEBGONE, INC.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months ended November 30, 2016	For the Three Months ended November 30, 2015

REVENUE	$-	$-

EXPENSES
Office and general	$2,267	$114
Professional fees	6,725	6,175

TOTAL EXPENSES	(8,992)	(6,289)

NET LOSS	$(8,992)	$(6,289)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING – BASIC AND DILUTED	611,549,011	1,600,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

MESSAGEBGONE, INC.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months ended November 30, 2016	For the Three Months ended November 30, 2015

OPERATING ACTIVITIES
Net loss for the period	$(8,992)	$(6,289)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Prepaid expenses	-	1,500
Accounts payable	(1,281)	0

NET CASH (USED IN) OPERATING ACTIVITIES	(10,273)	(4,789)

FINANCING ACTIVITIES
Proceeds on sale of common stock	4,430	-
Related party advances	5,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,430	-

NET INCREASE IN CASH	(843)	(4,789)

CASH, BEGINNING OF PERIOD	1,308	5,945

CASH, END OF PERIOD	$465	$1,156

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

MESSAGEBGONE, INC. CONDENSED NOTES TO FINANCIAL STATEMENTS NOVMEBER 30, 2016 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

MessageBgone, Inc. was incorporated in the State of Nevada as a for-profit Company on August 25 and established a fiscal year end of August 31. The Company intends to develop market and sell the most secure, closed point-to-point messaging system available today.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $25,279. As at November 30, 2016, the Company has working capital deficit of $10,859. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of November 30, 2016, the Company has issued 1,600,000,000 founders shares at $0.00000625 per share for net proceeds of $10,000 to the Company and private placements of 32,440,000 common shares at $0.000125 per share for net proceeds of $4,430. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended August 31, 2016 included in the Company’s 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended November 30, 2016 are not necessarily indicative of the results that may be expected for the year ending August 31, 2017.

Comprehensive Loss

“Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of November 30, 2016, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of November 30, 2016.

MESSAGEBGONE, INC. CONDENSED NOTES TO FINANCIAL STATEMENTS NOVMEBER 30, 2016 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

As of November 30, 2016, the Company has not granted any stock options and has not recorded any stock-based compensation.

MESSAGEBGONE, INC. CONDENSED NOTES TO FINANCIAL STATEMENTS NOVMEBER 30, 2016 (Unaudited)

NOTE 3 – CAPITAL STOCK (continued)

On August 25, 2015, the Company issued 1,600,000,000 common shares at $0.00000625 per share to the sole director and president of the Company for cash proceeds of $10,000.

During September 2016, the Company issued 35,440,000 (pre-split 221,500) shares of commons stock to 30 new shareholders at 221,500 shares of its common stock at $0.000125 (pre-spit $0.02) for $4,430 in net proceeds to the Company.

On October 3, 2016 the founding shareholder returned 1,560,000,000 (pre- split 9,750,000) restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company. The shares were returned to treasury for $0.000000006 per share for a total consideration of $10. Post-split our founding shareholder will have 40,000,000 shares of common stock of the Company.

On October 3, 2016, the directors of the Company approved a special resolution to undertake a forward split of the common stock of the Company on a basis of 160 new common shares for 1 old common share. The issued and outstanding of common shares after the forward split is 75,440,000. All references in these financial statements to number of common shares, price per share and weighted average number of shares outstanding prior to the 160:1 forward split have been adjusted to reflect the stock split on a retroactive basis, unless otherwise noted.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of November 30, 2016, the Company has received $9,589 from its officer and director. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

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

Results of Operations

For the three month period ended November 30, 2016 and 2015 we had no revenue. Expenses for the three month period ended November 30, 2016 totaled $8,992 resulting in a net loss of $8,992. The net loss for the three month period ended November 30, 2016 is a result of expense of $8,992, comprised primarily of professional fees of $6,725; filing fees of $1,419; transfer agent expenses of $719 and bank service charges of $129. Expenses for the three month period ended November 30, 2015 totaled $6,289 resulting in a net loss of $6,289. The net loss for the three month period ended November 30, 2015 is a result of expense of $6,289, comprised primarily of professional fees of $6,175 and bank service charges of $114. The increase in expenses between November 30, 2016 and 2015 is primarily due to the Company engaging a transfer agent.

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

As of November 30, 2016, we had $465 in cash as compared to $1,308 in cash at August 31, 2016. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of November 30, 2016 had total liabilities of $11,324, as compared to $7,595 in total liabilities at August 31, 2016. The Company’s sole officer and director, Mr. Arraya Wilaiphan has loaned the Company $9,589 as of November 30, 2016 and he has indicated he is willing to make additional financial commitments if required to maintain the reporting status of the Company, in the form of a non-secured loan for the next twelve months if no other proceeds are obtained by the Company, but the total amount that he is willing to invest has not yet been determined. However, there is no contract or written agreement in place.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended November 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

101	XBRL Interactive Data Files pursuant to Rule 405 of Regulation S-T

______________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

messageBgone, Inc. (Registrant)

Date: January 17, 2017	By:	/s/ Arraya Wilaiphan
Arraya Wilaiphan President and Director
Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

