Form 10-K
period 2017-08-31
Messagebgone, Inc.
filed 2017-12-14
CIK 1655349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended August 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ______ to ______

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

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

As of December 14, 2017 the Company has 75,440,000 shares of common stock issued and outstanding

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

As of August 31, 2017, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

As of August 31, 2017, 74,550,000 shares are issued and outstanding.

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

Employees

As of August 31, 2017, other than its president, Mr. Arraya Wilaiphan, the Company has no employees.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was not quoted on any exchange or trading platform and therefore no data is available for the periods ended August 31, 2017 and August 31, 2016.

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

Within 240 days of this filing we intend to design the look and feel of our website. We will use a third party design service, like 99 Designs, or a similar service to design our website.

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

Going Concern

Our auditor has indicated in their reports on our financial statements for the fiscal years ended August 31, 2017 and August 31, 2016, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations

Fiscal Year Ended August 31, 2017 compared to the Year Ended August 31, 2016

We did not earn any revenues from August 25, 2015 (inception) to August 31, 2017.

Expenses for the year ended August 31, 2017 totaled $37,312 consisting primarily of office and general expenses of $20,262 and professional fees of $17,050 resulting in a net loss of $37,312. Expenses for the year ended August 31, 2016 totaled $13,732 consisting primarily of office and general expenses of $1,332 and professional fees of $12,400, resulting in a net loss of $13,732. The increase in office and general expenses from fiscal 2016 to fiscal 2017 was primarily due to the increase in expenses relating to filing fees and transfer agent expenses. The increase was due to the Company applying for DTC for $12,500 and the associated expenses in setting up the Company’s transfer agent. The increase in professional fees from fiscal 2016 to fiscal 2017 was due to the increase in accounting activities during the period was due to the change in auditors during the period.

Capital Resources and Liquidity

Our auditor’s report on our August 31, 207 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our director maybe unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “August 31, 2017 Audited Financial Statements – Auditors Report.”

As of August 31, 2017, we had $73 of cash compared to $1,308 of cash as of August 31, 2016. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date the Company has incurred operating losses since inception of $53,599. As at August 31, 2017, the Company has a working capital deficit of $39,179.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company's audited consolidated financial statements for the fiscal years ended August 31, 2017 and August 31, 2016, begins on page F-1 of this Annual Report on Form 10-K.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of August 31, 2017.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of August 31, 2017 and communicated the matters to our management.

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

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal year ended August 31, 2017.

ITEM 9B. OTHER INFORMATION

On October 19, 2016 Mr. Wilaiphan resigned as corporate secretary of messageBgone, Inc. and appointed Mr. Chokchai Sukara as the new secretary of the Company.

On October 20, 2016 the Company entered into an agreement with Island Stock Transfer to become the Company’s transfer agent.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position
Arraya Wilaiphan	28	President, Chief Executive Officer, Treasurer, Secretary, Chief Financial Officer and Chairman of the Board of Directors
Chokchai Sukara	31	Secretary

Mr. Wilaiphan has held his offices/positions since inception of our company.

On October 19, 2016 Mr. Wilaiphan resigned as corporate secretary of messageBgone, Inc. and appointed Mr. Chokchai Sukara as the new secretary of the Company.

Business Experience

Arraya Wilaphan

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

Chockchai Sukara

Mr. Chockchai Sukara received his high School Deiplorma from Na Chaluai School in 2004. After graduation Mr. Sukara worked in the farming and agriculture in his native provice of Ubon Ratchatani for 6 years. Mr. Sukara moved to Chonburi Province, where he opened a bar/restaurant with several business partners and continues to manage this establishment.

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

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through August 31, 2017.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Arraya Wilaiphan – President, Chief Exeutive Officer, Treasurer	2015	-	-	-	-	-	0
Arraya Wilaiphan	2016	-	-	-	-	-	0
Arraya Wilaiphan	2017	-	-	-	-	-	0
Chokchai Sukara	2017	-	-	-	-	-	0

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2017 or 2016. None of our executive officer(s) received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the fiscal year ended August 31, 2017 and August 31, 2016 for messageBgone.

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

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception (August 25, 2015) through August 31, 2017.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of August 31, 2017.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock (1)
Directors and Officers	No. of Shares	% of Class
Arraya Wilaiphan	40,000,000	53%
President, Chief Executive Officer, Secretary, Treasure, Chief Financial Officer and Chairman of the Board of Directors; Tha Hin, Banpho, Chachoengsao, 24130, Thailand

All officers and directors as a group	40,000,000	53%

_____________

(1)	Based on 75,440,000 shares of common stock issued and outstanding as of August 31, 2017.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

On August 25, 2015, the Company issued 1,600,000,000 common shares at $0.00000625 per share to the sole director and president of the Company for cash proceeds of $10,000.

Our president and sole director provides’ office space at no charge to the Company in Banpho, Chachoengsao, Thailand. Our business office in the United States is located at: 2360 Corporate Circle, Suite 400, Henderson, Nevada 89074-7739. Our telephone and facsimile number is: (702) 381-5798

Arraya Wilaiphan, the Company’s President, advanced funds and had outstanding balances to messageBgone, Inc. $38,602 and $4,579 for the years ended August 31, 2017 and 2016 respectively. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years for professional services rendered by PLS CPA, our independent auditor, and Kyle L.Tingle CPA, LLC, our predecessor auditor, for the audit of our annual financial statements and review of the financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods were as follows:

PLS CPA

	Year Ended August 31, 2017		Year Ended August 31, 2016
Audit Fees		$6,000		$0
Audit-Related Fees	$	Nil	$	Nil
Tax Fees	$	Nil	$	Nil
All Other Fees	$	Nil	$	Nil
Total		$6,000		$0

Kyle L.Tingle CPA, LLC

	Year Ended August 31, 2017		Year Ended August 31, 2016
Audit Fees		$5,050		$7,075
Audit-Related Fees	$	Nil	$	Nil
Tax Fees	$	Nil	$	Nil
All Other Fees	$	Nil	$	Nil
Total		$5,050		$7,075

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

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2017 and 2016 were pre-approved by our Board.

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

messageBgone, Inc.

Dated: December 14, 2017	By:	/s/ Arraya Wilaiphan
Arraya Wilaiphan President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Arraya Wilaiphan	December 14, 2017
Arraya Wilaiphan President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

EXHIBIT INDEX

3.1	Articles of Incorporation [1]

3.2	By-Laws Inc. [1]

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

______________

[1]	Incorporated by reference from the Company’s S-1 filed with the Commission on November 16, 2015.

* Included in Exhibit 31.1

** Included in Exhibit 32.1

MESSAGEBGONE, INC.

FINANCIAL STATEMENTS

August 31, 2017

PLS CPA, A PROFESSIONAL CORPORATION t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111 t t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 764-5480 t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Messagebgone, Inc.

We have audited the accompanying balance sheet of Messagebgone, Inc. of August 31, 2017 and the related financial statements of operations, changes in shareholder’s equity(deficit) and cash flows for the years ended August 31, 2017. These financial statements are the responsibility of the Company’s management.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Messagebgone Inc. as of August 31, 2017, and the results of its operation and its cash flows for the years ended August 31, 2017 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA__

PLS CPA, A Professional Corp.

December 14, 2017

San Diego, CA. 92111

MESSAGEBGONE, INC.

BALANCE SHEETS

	August 31, 2017	August 31, 2016

ASSETS

CURRENT ASSETS
Cash	$73	$1,308
Prepaid expenses	-	-

TOTAL ASSETS	$73	$1,308

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accounts payable	$650	$3,016
Loan from related party	38,602	4,579

TOTAL CURRENT LIABILITIES	39,252	7,595

STOCKHOLDER’S DEFICIT
Common Stock Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 75,440,000 shares of common stock as of August 31, 2017 and 1,600,000,000 at August 31, 2016	75,440	1,600,000
Additional paid in capital	(61,020)	(1,590,000)
Accumulated deficit	(53,599)	(16,287)

TOTAL STOCKHOLDER’S DEFICIT	(39,179)	(6,287)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$73	$1,308

The accompanying notes are an integral part of these financial statements.

MESSAGEBGONE, INC.

STATEMENTS OF OPERATIONS

	For the year ended August 31, 2017	For the year ended August 31, 2016

REVENUE	$-	$-

EXPENSES
Office and general	$20,262	$1,332
Professional fees	17,050	12,400

TOTAL EXPENSES	(37,312)	(13,732)

NET LOSS	$(37,312)	$(13,732)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING – BASIC AND DILUTED	209,100,055	1,600,000,000

The accompanying notes are an integral part of these financial statements.

MESSAGEBGONE, INC.

STATEMENT OF STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM AUGUST 31, 2015 (INCEPTION) TO AUGUST 31, 2017

	Common Stock		Additional	Share
	Number of shares	Amount	Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total

Balance, August 31, 2015	1,600,000,000	1,600,000	(1,590,000)	-	(2,555)	7,445

Net loss for the year ended August 31, 2016	-	-	-	-	(13,732)	(13,732)

Balance, August 31, 2016	1,600,000,000	1,600,000	(1,590,000)	-	(16,287)	(6,287)

Shares issued for cash – at $0.000125 - September 2016	35,440,000	35,440	(31,010)	-	-	4,430

Shares cancelled – at $0.000000006 per share - October 3, 2016	(1,560,000,000)	(1,560,000)	1,559,990	-	-	(10)

Net loss for the year ended August 31, 2017	-	-	-	-	(37,312)	(37,312)

Balance, August 31, 2017	75,440,000	$75,440	$(61,020)	$-	$(53,599)	$(39,179)

The accompanying notes are an integral part of these financial statements.

MESSAGEBGONE, INC.

STATEMENTS OF CASH FLOWS

	For the year ended August 31, 2017	For the year ended August 31, 2016

OPERATING ACTIVITIES
Net loss for the period	$(37,312)	$(13,732)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Prepaid expense	-	1,500
Accounts payable	(2,366)	3,016

NET CASH (USED IN) OPERATING ACTIVITIES	(39,678)	(9,216)

FINANCING ACTIVITIES
Proceeds on sale of common stock	4,430	-
Proceed from related party loan	34,023	4,579
Payment for the common stock purchase back	(10)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	38,443	4,579

NET INCREASE IN CASH	(1,235)	(4,637)

CASH, BEGINNING OF YEAR	1,308	5,945

CASH, END OF YEAR	$73	$1,308

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

MESSAGEBGONE, INC.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2017

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

MessageBgone, Inc. was incorporated in the State of Nevada as a for-profit Company on August 25, 2015 and established a fiscal year end of August 31. The Company intends to develop market and sell the most secure, closed point-to-point messaging system available today.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $53,599. As at August 31, 2017, the Company has working capital deficit of $39,179. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of August 31, 2017, the Company has issued 1,600,000,000 founders shares at $0.00000625 per share for net proceeds of $10,000 to the Company and private placements of 32,440,000 common shares at $0.000125 per share for net proceeds of $4,430. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements present the balance sheet, statements of operations, stockholders’ equity and cash flows of the Company. These financial statements are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Comprehensive Loss

“Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of August 31, 2017, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of August 31, 2017.

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

AUGUST 31, 2017

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

As of August 31, 2017, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

MESSAGEBGONE, INC.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2017

NOTE 3 – CAPITAL STOCK (continued)

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

As of August 31, 2017, 74,550,000 shares are issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

During this period, the Company received $34,013 from its officer and director, for operating expenses payment.

On October 3, 2016 the founding shareholder returned 1,560,000,000 (pre- split 9,750,000) restricted shares of common stock to treasury and the shares were subsequently cancelled by the Company. The shares were returned to treasury for $0.000000006 per share for a total consideration of $10. Post-split our founding shareholder will have 40,000,000 shares of common stock of the Company.

As of August 31, 2017, the balance of loan from related party is $38,602 (August 31, 2016 - $4,579). The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

NOTE 5 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	August 31, 2017	August 31, 2016

Net loss before income taxes	$(37,312)	$(13,732)
Income tax rate	35%	35%
Income tax recovery	(13,059)	(4,806)
Non-deductible		-
Valuation allowance change	13,059	4,806

Provision for income taxes	$-	$–

The significant components of deferred income tax assets at August 31, 2017 and August 31, 2016 are as follows:

	August 31, 2017	August 31, 2016
Net operating loss carry-forward	$18,759	$5,700
Valuation allowance	(18,759)	(5,700)

Net deferred income tax asset	$-	$–

MESSAGEBGONE, INC.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2017

NOTE 5 – INCOME TAXES (continued)

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

As of August 31, 2017 and August 31, 2016, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended August 31, 2017 and August 31, 2016 no interest or penalties have been accrued as of August 31, 2017 and August 31, 2016. As of August 31, 2017 and August 31, 2016, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax year from 2017 and 2016 forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 6 – SUBSEQUENT EVENT

Subsequent to the year ended August 31, 2017 the Company received $1,650 on September 7, 2017 from its officer and director. The amount due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

