Form 10-Q
period 2017-11-30
Messagebgone, Inc.
filed 2018-01-19
CIK 1655349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

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

As of January 18, 2018 there were 75,440,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

MESSAGEBGONE, INC.

FINANCIAL STATEMENTS

November 30, 2017

(Unaudited)

MESSAGEBGONE, INC.

CONDENSED BALANCE SHEETS

	November 30, 2017	August 31, 2017
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$15	$73
Prepaid expenses	-	-

TOTAL ASSETS	$15	$73

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accounts payable	$6,273	$650
Loan from related party	40,252	38,602

TOTAL CURRENT LIABILITIES	46,525	39,252

STOCKHOLDER’S DEFICIT
Common Stock
Authorized 200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding 75,440,000 shares of common stock as of November 30, 2017 and 75,440,000 at August 31, 2017	75,440	75,440
Additional paid in capital	(61,020)	(61,020)
Accumulated deficit	(60,930)	(53,599)

TOTAL STOCKHOLDER’S DEFICIT	(46,510)	(39,179)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$15	$73

The accompanying notes are an integral part of these condensed financial statements.

MESSAGEBGONE, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended November 30, 2017	For the three months ended November 30, 2016

REVENUE	$-	$-

EXPENSES
Office and general	$1,831	$2,267
Professional fees	5,500	6,725

TOTAL EXPENSES	(7,331)	(8,992)

NET LOSS	$(7,331)	$(8,992)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING – BASIC AND DILUTED	75,440,000	611,549,011

The accompanying notes are an integral part of these condensed financial statements.

MESSAGEBGONE, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended November 30, 2017	For the three months ended November 30, 2016

OPERATING ACTIVITIES
Net loss for the period	$(7,331)	$(8,992)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Accounts payable	5,623	(1,281)

NET CASH (USED IN) OPERATING ACTIVITIES	(1,708)	(10,271)

FINANCING ACTIVITIES
Proceeds on sale of common stock	-	4,430
Proceed from related party loan	1,650	5,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,650	9,430

NET INCREASE IN CASH	(58)	(843)

CASH, BEGINNING OF YEAR	73	1,308

CASH, END OF YEAR	$15	$465

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

MESSAGEBGONE, INC. CONDENSED NOTES TO FINANCIAL STATEMENTS NOVMEBER 30, 2017 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

MessageBgone, Inc. was incorporated in the State of Nevada as a for-profit Company on August 25, 2015 and established a fiscal year end of August 31. The Company intends to develop market and sell the most secure, closed point-to-point messaging system available today.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $60,930. As at November 30, 2017, the Company has working capital deficit of $46,510. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of November 30, 2017, the Company has issued 1,600,000,000 founders shares at $0.00000625 per share for net proceeds of $10,000 to the Company and private placements of 32,440,000 common shares at $0.000125 per share for net proceeds of $4,430. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended August 31, 2017 included in the Company’s 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended November 30, 2017 are not necessarily indicative of the results that may be expected for the year ending August 31, 2018.

Comprehensive Loss

“Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of November 30, 2017, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of November 30, 2017.

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

MESSAGEBGONE, INC. CONDENSED NOTES TO FINANCIAL STATEMENTS NOVMEBER 30, 2017 (Unaudited)

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

As of November 30, 2017, the Company has not granted any stock options and has not recorded any stock-based compensation.

MESSAGEBGONE, INC. CONDENSED NOTES TO FINANCIAL STATEMENTS NOVMEBER 30, 2017 (Unaudited)

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

As of November 30, 2017, 74,550,000 shares are issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

During this period, the Company received $1,650 from Arraya Wilaiphan, the Company’s officer and director, for operating expenses payment.

As of November 30, 2017, the balance of loan from related party is $40,252 (August 31, 2017 - $38,602). The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

NOTE 5 – SUBSEQUENT EVENT

Subsequent to the quarter ended November 30, 2017 the Company received $1,350 on December 13, 2017 from its officer and director, The amount due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

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

Results of Operations

For the three month period ended November 30, 2017 and November 30, 2016 we had no revenue. Expenses for the three month period ended November 30, 2017 totaled $7,331 resulting in a net loss of $7,331. The net loss for the three month period ended November 30, 2017 is a result of expense of $7,331, comprised primarily of professional fees of $5,500; filing fees of $948; transfer agent expenses of $819 and bank service charges of $64. Expenses for the three month period ended November 30, 2016 totaled $8,992 resulting in a net loss of $8,992. The net loss for the three month period ended November 30, 2016 is a result of expense of $8,992, comprised primarily of professional fees of $6,550; filing fees of $1,594; transfer agent expenses of $719 and bank service charges of $129. The decrease in expenses between November, 2017 and November, 2016 is primarily due to the decrease in professional fees during the quarter.

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

As of November 30, 2017, we had $15 in cash as compared to $73 in cash at August 31, 2017. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of November 30, 2017 had total liabilities of $46,525, as compared to $39,252 in total liabilities at August 31, 2017. The Company’s sole officer and director, Mr. Arraya Wilaiphan has loaned the Company $40,252 as of November 30, 2017 and he has indicated he is willing to make additional financial commitments if required to maintain the reporting status of the Company, in the form of a non-secured loan for the next twelve months if no other proceeds are obtained by the Company, but the total amount that he is willing to invest has not yet been determined. However, there is no contract or written agreement in place.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. The material weaknesses in our disclosure control procedures are as follows:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended November 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

messageBgone, Inc.
(Registrant)

Date: January 18, 2018	By:	/s/ Arraya Wilaiphan
Arraya Wilaiphan
President and Director
Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

