Form 10-Q
period 2018-02-28
Messagebgone, Inc.
filed 2018-04-20
CIK 1655349

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

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

As of April 20, 2018 there were 75,440,000 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

MESSAGEBGONE, INC.

FINANCIAL STATEMENTS

February 28, 2018

(Unaudited)

MESSAGEBGONE, INC.

CONDENSED BALANCE SHEETS

	February 28, 2018	August 31, 2017
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$22	$73
Prepaid expenses	-	-

TOTAL ASSETS	$22	$73

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accounts payable	$6,767	$650
Loan from related party	45,177	38,602

TOTAL CURRENT LIABILITIES	51,944	39,252

STOCKHOLDER’S DEFICIT
Common Stock
Authorized 200,000,000 shares of common stock, $0.001 par value,
Issued and outstanding 75,440,000 shares of common stock as of February 28, 2018 and 75,440,000 at August 31, 2017	75,440	75,440
Additional paid in capital	(61,020)	(61,020)
Accumulated deficit	(66,342)	(53,599)

TOTAL STOCKHOLDER’S DEFICIT	(51,922)	(39,179)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$22	$73

The accompanying notes are an integral part of these condensed financial statements.

MESSAGEBGONE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months ended February 28, 2018	For the Three Months ended February 28, 2017	For the Six Months ended February 28, 2018	For the Six Months ended February 28, 2017

REVENUE	$-	$-	$-	$-

EXPENSES
Office and general	$1,912	$3,271	$3,743	$5,538
Professional fees	3,500	3,525	9,000	10,500

TOTAL EXPENSES	(5,412)	(6,596)	(12,743)	(15,588)

NET LOSS	$(5,412)	$(6,596)	$(12,743)	$(15,588)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING – BASIC AND DILUTED	75,440,000	75,440,000	75,440,000	344,975,470

The accompanying notes are an integral part of these condensed financial statements.

MESSAGEBGONE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended February 28, 2018	For the six months ended February 28, 2017

OPERATING ACTIVITIES
Net loss for the period	$(12,743)	$(15,588)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Accounts payable	6,117	(1,973)

NET CASH (USED IN) OPERATING ACTIVITIES	(6,626)	(17,561)

FINANCING ACTIVITIES
Proceeds on sale of common stock	-	4,430
Payment purchase of common shares	-	(10)
Proceed from related party loan	6,575	11,840

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,575	16,260

NET CHANGE IN CASH	(51)	(1,301)

CASH, BEGINNING OF YEAR	73	1,308

CASH, END OF YEAR	$22	$7

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

MESSAGEBGONE, INC. CONDENSED NOTES TO FINANCIAL STATEMENTS FEBRUARY 28, 2018 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

MessageBgone, Inc. was incorporated in the State of Nevada as a for-profit Company on August 25, 2015 and established a fiscal year end of August 31. The Company intends to develop market and sell the most secure, closed point-to-point messaging system available today.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $66,342. As at February 28, 2018, the Company has working capital deficit of $51,922. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required. As of February 28, 2018, the Company has issued 1,600,000,000 founders shares at $0.00000625 per share for net proceeds of $10,000 to the Company and private placements of 32,440,000 common shares at $0.000125 per share for net proceeds of $4,430. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended August 31, 2017 included in the Company’s 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended February 28, 2018 are not necessarily indicative of the results that may be expected for the year ending August 31, 2018.

Comprehensive Loss

“Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of February 28, 2018, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of February 28, 2018.

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

MESSAGEBGONE, INC. CONDENSED NOTES TO FINANCIAL STATEMENTS FEBRUARY 28, 2018 (Unaudited)

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

As of February 28, 2018, the Company has not granted any stock options and has not recorded any stock-based compensation.

MESSAGEBGONE, INC. CONDENSED NOTES TO FINANCIAL STATEMENTS FEBRUARY 28, 2018 (Unaudited)

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

As of February 28, 2018, 75,440,000 shares are issued and outstanding.

NOTE 4 – RELATED PARTY TRANSACTIONS

During this period, the Company received $6,575 from Arraya Wilaiphan, the Company’s officer and director, for operating expenses payment.

As of February 28, 2018, the balance of loan from related party is $45,177 (August 31, 2017 - $38,602). The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

NOTE 5 – SUBSEQUENT EVENTS

On April 10, 2018, Arraya Wilaiphan, the Company’s officer and director, advanced the Company $10,600. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

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

Results of Operations

For the three month period ended February 28, 2018 and February 28, 2017 we had no revenue. Expenses for the three month period ended February 28, 2018 totaled $5,412 resulting in a net loss of $5,412. The net loss for the three month period ended February 28, 2018 is a result of expense of $5,412, comprised primarily of professional fees of $3,500; filing fees of $1,073; transfer agent expenses of $694; Internet expenses of $31 and bank service charges of $114. Expenses for the three month period ended February 28, 2017 totaled $6,596 resulting in a net loss of $6,596. The net loss for the three month period ended February 28, 2017 is a result of expense of $6,596, comprised primarily of professional fees of $3,500; filing fees of $823; transfer agent expenses of $2,081 and bank service charges of $192. The increase in expenses between February 28, 2018 and February 28, 2017 is primarily due to the Company a reduction in transfer agent expenses.

For the six month period ended February 28, 2018 and February 28, 2017 we had no revenue. Expenses for the six month period ended February 28, 2018 totaled $12,743 resulting in a net loss of $12,743. The net loss for the six month period ended February 28, 2018 is a result of expense of $12,743, comprised primarily of professional fees of $9,000; filing fees of $2,021; transfer agent expenses of $1,513; internet expenses of $31 and bank service charges of $178. Expenses for the six month period ended February 28, 2017 totaled $15,588 resulting in a net loss of $15,588. The net loss for the six month period ended February 28, 2017 is a result of expense of $15,588, comprised primarily of professional fees of $10,050; filing fees of $2,417; transfer agent expenses of $2,800 and bank service charges of $321. The increase in expenses between February 28, 2017 and February 29, 2016 is primarily due to the Company engaging a transfer agent and the related expenses.

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

As of February 28, 2018, we had $22 in cash as compared to $73 in cash at August 31, 2017. The funds available to the Company will not be sufficient to fund the planned operations of the Company and maintain a reporting status. As of February 28, 2018 the Company had total liabilities of $51,944, as compared to $39,252 in total liabilities at August 31, 2017. The Company’s sole officer and director, Mr. Arraya Wilaiphan has loaned the Company $45,177 as of February 28, 2018 and he has indicated he is willing to make additional financial commitments if required to maintain the reporting status of the Company, in the form of a non-secured loan for the next twelve months if no other proceeds are obtained by the Company, but the total amount that he is willing to invest has not yet been determined. However, there is no contract or written agreement in place.

We anticipate that we will begin to implement our plan of operations as outlined in our S-1 filing within the next 12 months. We do not foresee the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Off-balance sheet arrangements

Other than the situation described in the section titled Capital Recourses and Liquidity, the company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures found them not to be effective. The material weaknesses in our disclosure control procedures are as follows:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended February 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

___________

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

messageBgone, Inc. (Registrant)

Date: April 20, 2018	By:	/s/ Arraya Wilaiphan
Arraya Wilaiphan President and Director Principal and Executive Officer Principal Financial Officer Principal Accounting Officer

