Form 10-K
period 2021-08-31
Messagebgone, Inc.
filed 2022-01-12
CIK 1655349

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from __________ to __________

Commission File No. 333-208024

messageBgone, Inc.

(Exact name of registrant as specified in its charter)

Nevada	30-0881998
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Tha Hin, Banpho, Hachoengsao, 24130 Thailand

(Address of principal executive offices, Zip Code)

(702) 381-5798

(Registrant’s telephone number, including area code) Securities registered pursuant to Section 12(b) of the Exchange Act:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share

Securities registered pursuant to Section 12(g) of the Act:

N/A

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filler,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A

As of December 14, 2021 the Company has 75,440,000 shares of common stock issued and outstanding.

messageBgone, Inc.

i

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

ii

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

Product

messageBgone, Inc. intends to develop, launch, market and sell (via subscription), what will be (depending on user preferences) the most secure, closed point-to- point e-mail system available today.

Corporate History

The Company was incorporated by its president and sole director Mr. Arraya Wilaiphan in the State of Nevada on August 25, 2015 and established an August fiscal year end.

Recent Developments Capital Stock

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. As of August 31, 2021, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

As of August 31, 2021, 75,440,000 shares are issued and outstanding.

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

Employees

As of August 31, 2021, other than its president, Mr. Arraya Wilaiphan, the Company has no employees.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was not quoted on any exchange or trading platform and therefore no data is available for the periods ended August 31, 2021 and August 31, 2020.

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

Our proposed messageBgone Application (MBA) is not an e-mail system per se (nor is it a replacement for conventional e-mail) and will not accept messages sent through other e-mail or communications providers. The MBA will also not permit messages to be sent via interface with other e-mail or communications providers. Only e-mail messages created within the MBA application and sent between MBA users will be allowed. This will create a completely closed and secure, point-to- point communications system between MBA subscribers, allowing them to send unlimited messages, in the format of e-mail, together with Portable Document Format (PDF) attachments, if desired. Once subscribed, an MBA user will be able to download either a Windows- or Mac-based software application that will facilitate the exchange of secure encrypted messages and attachments between MBA subscribers within the closed system.

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

Going Concern

Our auditor has indicated in their reports on our financial statements for the fiscal years ended August 31, 2021 and August 31, 2020, that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations, deficit in equity, and the need to raise additional capital to fund operations. A “going concern” opinion could impair our ability to finance our operations through the sale of debt or equity securities.

Results of Operations

Fiscal Year Ended August 31, 2021 compared to the Year Ended August 31, 2020

We did not earn any revenues from August 25, 2015 (inception) to August 31, 2021.

Expenses for the year ended August 31, 2021 totaled $6,842 consisting primarily of transfer agent expenses resulting in a net loss of $6,842. Expenses for the year ended August 31, 2020 totaled $nil resulting in a net loss of $0. The increase in office and general expenses from fiscal 2021 to fiscal 2020 was primarily due to the increase in expenses relating to transfer agent expenses.

Capital Resources and Liquidity

Our auditor’s report on our August 31, 2021 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our director maybe unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “August 31, 2021 Audited Financial Statements – Auditors Report.”

As of August 31, 2021, we had $24 of cash compared to $24 of cash as of August 31, 2020. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date the Company has incurred operating losses since inception of $82,255. As at August 31, 2021, the Company has a working capital deficit of $67,839.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of the Company's audited consolidated financial statements for the fiscal years ended August 31, 2021 and August 31, 2020, begins on page F-1 of this Annual Report on Form 10-K.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal controls over financial reporting were not effective as of August 31, 2021.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of August 31, 2021 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

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

Changes in Internal Control over Financial Reporting

There were no changes that have affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal year ended August 31, 2021.

ITEM 9B. OTHER INFORMATION

On October 19, 2016 Mr. Wilaiphan resigned as corporate secretary of messageBgone, Inc. and appointed Mr. Chokchai Sukara as the new secretary of the Company.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and director are as follows:

Name	Age	Position
Arraya Wilaiphan	32	President, Chief Executive Officer, Treasurer, Secretary, Chief Financial Officer and Chairman of the Board of Directors
Chokchai Sukara	35	Secretary

Mr. Wilaiphan has held his offices/positions since inception of our company.

On October 19, 2016 Mr. Wilaiphan resigned as corporate secretary of messageBgone, Inc. and appointed Mr. Chokchai Sukara as the new secretary of the Company.

Business Experience Arraya Wilaphan

Mr. Wilaiphan, aged 32, is a national and citizen of Thailand. He graduated (high school) from the Chachoengsao Vocational College (Chachoengsao, Thailand) in February 2008.

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

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through August 31, 2021.

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Arraya Wilaiphan – President, Chief Exeutive Officer, Treasurer	2019	–	–	–	–	–	0
Arraya Wilaiphan	2020	–	–	–	–	–	0
Arraya Wilaiphan	2021	–	–	–	–	–	0
Chokchai Sukara	2021	–	–	–	–	–	0

Outstanding Equity Awards at Fiscal Year End

We did not pay any salaries in 2021 or 2020. None of our executive officer(s) received any equity awards, including, options, restricted stock, performance awards or other equity incentives during the fiscal year ended August 31, 2021 and August 31, 2020 for messageBgone.

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

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception (August 25, 2015) through August 31, 2021.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) each director and named executive officer, (ii) all executive officers and directors as a group; and (iii) each shareholder known to be the beneficial owner of 5% or more of the outstanding common stock of the Company as of August 31, 2021.

Beneficial ownership is determined in accordance with the rules of the SEC. Generally, a person is considered to beneficially own securities: (i) over which such person, directly or indirectly, exercises sole or shared voting or investment power, and (ii) of which such person has the right to acquire beneficial ownership at any time within 60 days (such as through exercise of stock options or warrants). For purposes of computing the percentage of outstanding shares held by each person or group of persons, any shares that such person or persons has the right to acquire within 60 days of August 31, 2021 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership Common Stock (1)
Directors and Officers	No. of Shares	% of Class
Arraya Wilaiphan	40,000,000	53%
President, Chief Executive Officer, Secretary, Treasure, Chief Financial Officer and Chairman of the Board of Directors; Tha Hin, Banpho, Chachoengsao, 24130, Thailand
All officers and directors as a group	40,000,000	53%

__________

(1)       Based on 75,440,000 shares of common stock issued and outstanding as of August 31, 2021.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

On August 25, 2015, the Company issued 1,600,000,000 common shares at $0.00000625 per share to the sole director and president of the Company for cash proceeds of $10,000.

Our president and sole director provides’ office space at no charge to the Company in Banpho, Chachoengsao, Thailand. Our business office in the United States is located at: 2360 Corporate Circle, Suite 400, Henderson, Nevada 89074-7739. Our telephone and facsimile number is: (702) 381-5798

Arraya Wilaiphan, the Company’s President, advanced funds and had outstanding balances to messageBgone, Inc. $56,471 and $56,471 for the years ended August 31, 2021 and 2020 respectively. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees paid to Auditors	Year Ended August 31, 2021		Year Ended August 31, 2020
Audit Fees	$	Nil	$	Nil
Audit-Related Fees	$	Nil	$	Nil
Tax Fees	$	Nil	$	Nil
All Other Fees	$	Nil	$	Nil
Total	$	Nil	$	Nil

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

We do not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2021 and 2020 were pre-approved by our Board.

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

messageBgone, Inc.

Dated: January 12, 2022	By: /s/ Arraya Wilaiphan
Arraya Wilaiphan
President and Director
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date
/s/ Arraya Wilaiphan	January 12, 2022
Arraya Wilaiphan President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

EXHIBIT INDEX

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

[1]       Incorporated by reference from the Company’s S-1 filed with the Commission on November 16, 2015.

* Included in Exhibit 31.1

** Included in Exhibit 32.1

FINANCIAL STATEMENTS

August 31, 2021

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of MessageBgone, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MessageBgone, Inc. as of August 31, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2021

Lakewood, CO

January 10, 2022

messageBgone, Inc.

BALANCE SHEETS

	August 31, 2021	August 31, 2020
ASSETS
CURRENT ASSETS
Cash	$24	$24
Prepaid expenses	–	–

TOTAL ASSETS	$24	$24

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accounts payable	$11,392	$4,546
Loan from related party	56,471	56,471

TOTAL CURRENT LIABILITIES	67,863	61,017

STOCKHOLDERS’ DEFICIT
Common Stock Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 75,440,000 shares of common stock as of August 31, 2021 and August 31, 2020	75,440	75,440
Additional paid in capital	(61,020)	(61,020)
Accumulated deficit	(82,259)	(75,413)

TOTAL STOCKHOLDERS’ DEFICIT	(67,839)	(60,993)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$24	$24

The accompanying notes are an integral part of these financial statements.

F-3

messageBgone, Inc.

STATEMENTS OF OPERATIONS

	For the year ended August 31, 2021	For the year ended August 31, 2020

REVENUE	$–	$–

EXPENSES
Office and general	$6,846	$–
Professional fees	0	–

TOTAL EXPENSES	(6,846)	–

NET LOSS	$(6,846)	$–

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0)	$(0)

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING – BASIC AND DILUTED	75,440,000	75,440,000

The accompanying notes are an integral part of these financial statements.

messageBgone, Inc.

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM AUGUST 31, 2018 TO AUGUST 31, 2021

	Common Stock		Additional	Share
	Number of		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, August 31, 2019	75,440,000	$75,440	$(61,020)	$–	$(75,413)	$(60,993)

Net loss for the year ended August 31, 2020	–	–	–	–	–	–

Balance, August 31, 2020	75,440,000	$75,440	$(61,020)	$–	$(75,413)	$(60,993)

Net loss for the year ended August 31, 2021	–	–	–	–	(6,846)	(6,846)

Balance, August 31, 2021	75,440,000	$75,440	$(61,020)	$–	$(82,259)	$(67,839)

The accompanying notes are an integral part of these financial statements.

messageBgone, Inc.

STATEMENTS OF CASH FLOWS

	For the year ended August 31, 2021	For the year ended August 31, 2020
OPERATING ACTIVITIES
Net loss for the period	$(6,846)	$–
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Prepaid expense	–	0
Accounts payable	6,846	0

NET CASH (USED IN) OPERATING ACTIVITIES	(0)	(0)

FINANCING ACTIVITIES
Proceeds on sale of common stock	0	0
Proceed from related party loan	0	0
Payment for the common stock purchase back	0	0
NET CASH PROVIDED BY FINANCING ACTIVITIES	0	0

NET INCREASE IN CASH	0	(0)

CASH, BEGINNING OF YEAR	24	24

CASH, END OF YEAR	$24	$24

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$–	–
Income taxes	$–	–

The accompanying notes are an integral part of these financial statements.

MESSAGEBGONE, INC.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2021

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

MessageBgone, Inc. was incorporated in the State of Nevada as a for-profit Company on August 25, 2015 and established a fiscal year end of August 31. The Company intends to develop market and sell the most secure, closed point-to-point messaging system available today.

Going concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $82,259. As at August 31, 2021, the Company has working capital deficit of $67,839. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements present the balance sheet, statements of operations, stockholders’ equity and cash flows of the Company. These financial statements are presented in the United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Comprehensive Loss

“Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of August 31, 2021, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of August 31, 2021.

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

Stock-based Compensation

We recognize compensation cost for stock-based awards to employees in accordance with ASC Topic 718, over the requisite service period for each separately vesting tranche, as if multiply awards were granted. Compensation cost is based on grant-date fair value using quoted market prices for our common stock. We recognize compensation cost for stock-based awards to non-employees in accordance with ASC Topic 505.

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

In November 2015, the FASB issued new accounting guidance that requires deferred tax assets and liabilities to be classified as noncurrent in the balance sheet. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods. Early application is permitted. The Company has early- adopted this standard effective August 31, 2016 and applied it prospectively.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. As of August 31, 2021, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of August 31, 2021, the Company has issued and outstanding 75,440,000 common shares.

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

As of August 31, 2021, the balance of loan from related party is $56,471. The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

NOTE 5 – INCOME TAXES

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	August 31, 2021	August 31, 2020
Net loss before income taxes	$(6,846)	–
Income tax rate	35%	35%
Income tax recovery	(2,395)	–
Non-deductible	–	–
Valuation allowance change	2,395	–
Provision for income taxes	$–	$–

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

As of August 31, 2021 and August 31, 2020, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the year ended August 31, 2021 and August 31, 2020 no interest or penalties have been accrued as of August 31, 2021 and August 31, 2020. As of August 31, 2021 and August 31, 2020, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax year from 2021 and 2020 forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 6 – SUBSEQUENT EVENT

NONE

