Form 10-K
period 2020-08-31
Messagebgone, Inc.
filed 2023-05-08
CIK 1655349

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended August 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from _______ to ________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of March 12, 2022, the Company has 75,440,000 shares of common stock issued and outstanding.

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

Recent Developments Capital Stock

The Company’s capitalization is 200,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued. As of August 31, 2020, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

As of August 31, 2020, 75,440,000 shares are issued and outstanding.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was not quoted on any exchange or trading platform and therefore no data is available for the periods ended August 31, 2020 and August 31, 2019.

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

Business Overview

We intend to develop, launch, market and sell (via subscription), what will be (depending on user preferences) the most secure, closed point-to-point e-mail system available today. At the present time, privacy breeches in communications between friends, family members, corporate employees and even lovers, are daily events. Malicious attacks on personal and corporate data are difficult to control, particularly given today’s open communications services and cloud storage offerings. Our proposed closed messaging system will be designed to alleviate the majority of security concerns inherent in the most popular, open style, text and e-mail communications systems available today.

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

Results of Operations

Fiscal Year Ended August 31, 2020 compared to the Year Ended August 31, 2019

We did not earn any revenues from August 25, 2015 (inception) to August 31, 2020.

Expenses for the year ended August 31, 2020 totaled $6,842 consisting primarily of transfer agent expenses resulting in a net loss of $6,842. Expenses for the year ended August 31, 2020 totaled $nil resulting in a net loss of $0. The increase in office and general expenses from fiscal 2021 to fiscal 2020 was primarily due to the increase in expenses relating to transfer agent expenses.

Capital Resources and Liquidity

Our auditor’s report on our August 31, 2020 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our director maybe unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “August 31, 2020 Audited Financial Statements – Auditors Report.”

As of August 31, 2020, we had $24 of cash compared to $24 of cash as of August 31, 2019. We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. To date the Company has incurred operating losses since inception of $75413.25. As at August 31, 2020, the Company has a working capital deficit of $60,993.

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

Summary Compensation of Named Executive Officers

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Arraya Wilaiphan – President, Chief Executive Officer, Treasurer	2019	–	–	–	–	–	–
Arraya Wilaiphan	2020	–	–	–	–	–	–
Arraya Wilaiphan	2021	–	–	–	–	–	–
Chokchai Sukara	2021	–	–	–	–	–	–

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

DIRECTOR COMPENSATION

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Arraya Wilaiphan	0	0	0	0	0	0	0

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

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

Signature	Date
/s/ Arraya Wilaiphan	May 8, 2023
Arraya Wilaiphan President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

EXHIBIT INDEX

3.1	Articles of Incorporation [1]

3.2	By-Laws Inc. [1]

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934 *

32.1	Certification of Chief Executive Officer Executive Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

________________

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2021

Lakewood, CO

January 10, 2022

MESSAGEBGONE, INC.

BALANCE SHEETS

	August 31, 2021	August 31, 2020

ASSETS

CURRENT ASSETS
Cash	$24	$24
Prepaid expenses	–	–

TOTAL ASSETS	$24	$24

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accounts payable	$11,392	$4,546
Loan from related party	56,471	56,471

TOTAL CURRENT LIABILITIES	67,863	61,017

STOCKHOLDER’S DEFICIT
Common Stock Authorized 200,000,000 shares of common stock, $0.001 par value, Issued and outstanding 75,440,000 shares of common stock as of August 31, 2021 and 1,600,000,000 at August 31, 2020	75,440	75,440
Additional paid in capital	(61,020)	(61,020)
Accumulated deficit	(82,259)	(75,413)

TOTAL STOCKHOLDER’S DEFICIT	(67,839)	(60,993)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$24	$24

The accompanying notes are an integral part of these financial statements.

F-3

MESSAGEBGONE, INC.

STATEMENTS OF OPERATIONS

	For the year ended August 31, 2021	For the year ended August 31, 2020

REVENUE	$–	$–

EXPENSES
Office and general	$6,846	$–
Professional fees	–	–

TOTAL EXPENSES	(6,846)	–

NET LOSS	$(6,846)	$–

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$–	$–

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING – BASIC AND DILUTED	75,440,000	75,440,000

The accompanying notes are an integral part of these financial statements.

MESSAGEBGONE, INC.

STATEMENT OF STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM AUGUST 31, 2018 TO AUGUST 31, 2021

	Common Stock		Additional	Share
	Number of		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance, August 31, 2019	75,440,000	$75,440	$(61,020)	$–	$(75,413)	$(60,993)

Net loss for the year ended August 31, 2020	–	–	–	–	–	–

Balance, August 31, 2020	75,440,000	$75,440	$(61,020)	$–	$(75,413)	$(60,993)

Net loss for the year ended August 31, 2021	–	–	–	–	(6,846)	(6,846)

Balance, August 31, 2021	75,440,000	$75,440	$(61,020)	$–	$(82,259)	$(67,839)

The accompanying notes are an integral part of these financial statements.

MESSAGEBGONE, INC.

STATEMENTS OF CASH FLOWS

	For the year ended August 31, 2021	For the year ended August 31, 2020
OPERATING ACTIVITIES
Net loss for the period	$(6,826)	$–
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Prepaid expense	–	–
Accounts payable	6,826	–
NET CASH (USED IN) OPERATING ACTIVITIES	–	–

FINANCING ACTIVITIES
Proceeds on sale of common stock	–	–
Proceed from related party loan	–	–
Payment for the common stock purchase back	–	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	–	–

NET INCREASE IN CASH	–	–

CASH, BEGINNING OF YEAR	24	24

CASH, END OF YEAR	$24	$24

SUPPLEMENTAL CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES:

Cash paid during the period for:
Interest	$–	–
Income taxes	$–	–

The accompanying notes are an integral part of these financial statements.

MESSAGEBGONE, INC.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2020

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

MessageBgone, Inc. was incorporated in the State of Nevada as a for-profit Company on August 25, 2015 and established a fiscal year end of August 31. The Company intends to develop market and sell the most secure, closed point-to-point messaging system available today.

Going Concern

To date the Company has generated no revenues from its business operations and has incurred operating losses since inception of $82,259. As at August 31, 2021, the Company has working capital deficit of $67,8399. The Company will require additional funding to meet its ongoing obligations and to fund anticipated operating losses. The ability of the Company to continue as a going concern is dependent on raising capital to fund its initial business plan and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company intends to continue to fund its business by way of private placements and advances from related parties as may be required.

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

MESSAGEBGONE, INC.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2020

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

MESSAGEBGONE, INC.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2020

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

MESSAGEBGONE, INC.

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2020

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

NONE.

